Form 10-Q
period 1995-03-31
AMERICAN INCOME 2 LTD PARTNERSHIP
filed 1995-05-19
CIK 742102

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q


(Mark One)

[XX]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the quarterly period ended         March 31, 1995

                                        OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                          to



For Quarter Ended March 31, 1995           Commission File No. 0-14415


                        American Income 2 Limited Partnership
               (Exact name of registrant as specified in its charter)

Massachusetts                                         04-2809330
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                    Identification No.)

98 North Washington Street, Boston, MA                02114
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800


Exchange Place 14th Floor, Boston, MA 02109
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required  to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X  No______

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange
Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No______




                      AMERICAN INCOME 2 LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX




                                                                   Page

PART I.  FINANCIAL INFORMATION:


  Item 1.  Financial Statements

     Statement of Net Assets in Liquidation
       at March 31, 1995 and December 31, 1994                        3

     Statement of Changes in Net Assets in Liquidation
       for the three months ended March 31, 1995                      4

     Statement of Operations
       for the three months ended March 31, 1994                      5

     Statement of Cash Flows
       for the three months ended March 31, 1994                      6

     Notes to the Financial Statements                              7-9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          10-11


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                        12















[CAPTION]

                      AMERICAN INCOME 2 LIMITED PARTNERSHIP

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                      March 31, 1995 and December 31, 1994

                                   (Unaudited)

                                                    March 31,     December 31,
                                                      1995            1994

ASSETS

Cash and cash equivalents                         $    679,712    $    768,694

Accounts receivable - affiliate                             --           1,092

     Total assets                                 $    679,712    $    769,786




LIABILITIES

Accrued liabilities                               $     65,090    $     61,090
Accrued liabilities - affiliate                         59,663          12,169
Cash distributions payable to partners                  62,799          62,799

     Total liabilities                                 187,552         136,058

     NET ASSETS                                   $    492,160    $    633,728


[CAPTION]

                AMERICAN INCOME 2 LIMITED PARTNERSHIP

          STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION for the three months ended March 31, 1995

                           (Unaudited)



Interest income                                            $     9,050

Cash distribution                                              (62,799)

Operating expenses - affiliate                                 (87,819)

  Net decrease in net assets in
   liquidation during the period                              (141,568)

  Net assets in liquidation at
   the beginning of the period                                 633,728

  Net assets in liquidation at
   the end of the period                                   $   492,160


  Cash distribution declared per
   limited partnership unit                                $      1.12



[CAPTION]
                AMERICAN INCOME 2 LIMITED PARTNERSHIP

                       STATEMENT OF OPERATIONS
              for the three months ended March 31, 1994

                           (Unaudited)



Income:

  Lease revenue                                            $    86,492

  Interest income                                                  164

     Total income                                               86,656


Expenses:

  Depreciation                                                  87,173

  Equipment management fees - affiliate                          4,325

  Operating expenses - affiliate                                25,265

     Total expenses                                            116,763


Net loss                                                   $   (30,107)


Net loss
  per limited partnership unit                             $     (0.54)

Cash distribution declared
  per limited partnership unit                             $      1.12

[CAPTION]
                AMERICAN INCOME 2 LIMITED PARTNERSHIP

                       STATEMENT OF CASH FLOWS
              for the three months ended March 31, 1994

                             (Unaudited)



Cash flows from (used in) operating activities:
Net loss                                                   $   (30,107)

Adjustments to reconcile net loss to net
  cash from operating activities:
    Depreciation                                                87,173

Changes in assets and liabilities
  Increase in:
    accounts receivable - affiliate                             (5,754)

  Increase in:
    accrued liabilities                                          3,625
    accrued liabilities - affiliate                             19,633

        Net cash from operating activities                      74,570

Cash flows used in financing activities:
  Distributions paid                                           (62,799)

        Net cash used in financing activities                  (62,799)

Net increase in cash and cash equivalents                       11,771

Cash and cash equivalents at beginning of period                27,816

Cash and cash equivalents at end of period                 $    39,587

                      AMERICAN INCOME 2 LIMITED PARTNERSHIP
                        Notes to the Financial Statements

                                 March 31, 1995
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form
10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange
Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1994 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1994 Annual Report.

     Beginning July 1, 1994, the General Partner initiated the liquidation of the Partnership in accordance with the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended").
Accordingly, the financial statements herein for the three months ended
March 31, 1995 have been prepared on a liquidation basis of accounting.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Partnership's net assets in liquidation at March 31, 1995 and December 31, 1994, its changes in net assets in liquidation for the three months ended March 31, 1995 and its results of operations and cash flows for the three months ended March 31, 1994 have been made and are reflected.


NOTE 2 - CASH

     At March 31, 1995, the Partnership had $675,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S.
Government securities.


NOTE 3 - REVENUE RECOGNITION

     All of the Partnership's primary and renewal leases had expired and all of the associated equipment was sold as of December 31, 1994. No future rents are due.


NOTE 4 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by American
Finance Group ("AFG") on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                              1995         1994

     Equipment management fees                    --    $   4,325
     Administrative charges                $   3,000        3,000
     Reimbursable operating expenses
       due to third parties                   84,819       22,265

                               Total       $  87,819    $  29,590


     All rents and proceeds from the sale of equipment were paid directly to either AFG or to a lender. AFG temporarily deposited collected funds in a separate interest bearing escrow account prior to remittance to the Partnership.
The Partnership was owed no such funds at March 31, 1995.


NOTE 5 - LEGAL PROCEEDINGS

     On February 24, l992 Investors Asset Holding Corp. ("I.A.H.C."), as trustee of a trust of which the Partnership is the sole beneficiary, commenced an action in the United States District Court for the District of Puerto Rico (the
"District Court") against L.A.P.S.A., Inc. to recover possession of a Shorts
SD-330 aircraft pursuant to a defaulted conditional sales agreement and for related monetary damages. I.A.H.C., on behalf of the Partnership, also commenced action to recover the aircraft in the Dominican Republic, which action resulted in the recovery of the aircraft and its removal to the U.S. in February, l993. L.A.P.S.A. filed counterclaims and one of its principals, Louis
Perez Gonzales ("Perez"), filed a second action in the District Court against I.A.H.C. and AFG seeking monetary damages in excess of $1,000,000. On
July 18, l994, the Partnership sold the aircraft to a third party for $150,000, which event resulted in a net gain of equal amount, for financial statement purposes. On December 23, l994, the District Court dismissed all of L.A.P.S.A.'s claims as a result of L.A.P.S.A.'s failure to comply with several discovery requests and a discovery order. On January 31, l995, the District
Court confirmed its position by denying L.A.P.S.A.'s motion for reconsideration.

     In a jury trial held in District Court in San Juan, Puerto Rico between April 24, 1995 and May l, l995 I.A.H.C., obtained a favorable verdict in its case against L.A.P.S.A. and was awarded approximately $569,000 for lost profits, costs to repossess the aircraft and legal fees. I.A.H.C. has commenced post-verdict discovery to ascertain whether L.A.P.S.A. has any assets from which to recover the judgment.

     In the separate case of Perez vs. I.A.H.C. and AFG, the jury entered a verdict for Perez and against I.A.H.C. in the amount of $125,000. I.A.H.C. is seeking to overturn the verdict on the grounds that Perez's claims were based on the breach of a second contract which, in fact, was never perfected; and so, as a matter of law, the verdict was improper and should not stand. If the court upholds this verdict I.A.H.C. has the right to appeal.

     Additionally, Victoria Air, an unauthorized user of the aircraft, commenced an action against I.A.H.C. in the Dominican Republic demanding monetary damages in the amount of approximately $1,000,000 for loss of revenues from use of the aircraft and related damages. Currently, Victoria Air is not pursuing its claims and any further prosecution of this matter is considered unlikely. The term for prescription of this case for inactivity runs through July l996.

     Currently, it cannot be determined the extent to which these actions will affect the Partnership. Future cash distributions to the Partners will be reduced by the amount of any legal costs which may result from these actions.
The Partnership's accrued liabilities include $58,090 which was reserved for potential legal costs following the Partnership's receipt of insurance proceeds of equal amount in August 1993.

                      AMERICAN INCOME 2 LIMITED PARTNERSHIP

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.


Overview

     On July 1, 1994, the General Partner initiated the liquidation of the Partnership. The Partnership was organized in 1985 to acquire and lease a diversified portfolio of capital equipment to third-party lessees and to distribute the net proceeds from operating and remarketing activities, after satisfaction of all expenses and debt service obligations, to the Partners. The
Partnership was capitalized with $13,815,750 of equity from the Limited Partners and $50,000 of equity from the General Partner and acquired $24,676,869 of equipment, subject to related indebtedness. All of the Partnership's equipment has been sold. Dissolution of the Partnership will not occur until the litigation described in Note 5 to the financial statements herein is concluded.


Results of Operations

     The Statement of Changes in Net Assets in Liquidation is presented for the three months ended March 31, 1995 and reflects the liquidation of assets during the period. As a result, a comparison between current and prior year reporting periods is not meaningful.

     For the period ended March 31, 1995, the Partnership recognized $9,050 of interest income generated from the temporary investment of cash. Operating expenses consisted principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing and distribution expenses. These charges amounted to $20,528 during the period ended March 31, 1995. In addition, the Partnership incurred $67,291 of legal costs related to the aircraft described in Note 5 to the financial statements herein. The
Partnership will continue to to incur distribution, accounting and administrative costs until the Partnership is dissolved.


Liquidity and Capital Resources

     Aggregate cash distributions were adversely affected by the loss of stipulated rent payments associated with the aircraft described in Note 5 to the financial statements included herein and the cost of associated legal actions.
Presently, it cannot be determined to what extent these actions will affect the Partnership's future liquidity. Future cash distributions to the Partners will be reduced by the amount of any legal costs which may result from these actions.
At March 31, 1995, the Partnership had $679,712 of cash, substantially all of which was invested in interest-bearing investments. See Note 2 to the financial statements herein.

     For the three months ended March 31, 1995, the Partnership declared total distributions of $62,799. In accordance with the Restated Agreement, as amended, the Limited Partners were allocated 99% of these distributions, or $62,171 and the General Partner was allocated 1%, or $628. The first quarter
1995 cash distribution was paid on April 14, 1995. Since inception, the Partnership has distributed $14,832,580 to the Limited Partners and $149,824 to the General Partner.

     Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash
From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment will be determined coincident with the final cash distribution payment to the Partners.


                        AMERICAN INCOME 2 LIMITED PARTNERSHIP

                                      FORM 10-Q

                             PART II.  OTHER INFORMATION


     Item 1.               Legal Proceedings
                           Response:  None

     Item 2.               Changes in Securities
                           Response:  None

     Item 3.               Defaults upon Senior Securities
                           Response:  None

     Item 4.               Submission of Matters to a Vote of Security Holders
                           Response:  None

     Item 5.               Other Information
                           Response:  None

     Item 6(a).            Exhibits
                           Response:  None

     Item 6(b).            Reports on Form 8-K
                           Response:  None




                                SIGNATURE PAGE


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



               AMERICAN INCOME 2 LIMITED PARTNERSHIP


               By:  AFG Leasing Associates, a Massachusetts
               general partnership and the General Partner of
               the Registrant.

               By:  AFG Leasing Incorporated, a Massachusetts
               corporation and general partner in such general
               partnership.


               By:  /s/ Gary M. Romano
                    Gary M. Romano
                    Vice President and Controller
                    (Duly Authorized Officer and
                     Principal Accounting Officer)



               Date:    May 18, 1995

