Form 10-Q
period 1995-06-30
AMERICAN INCOME 2 LTD PARTNERSHIP
filed 1995-08-14
CIK 742102

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

[XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995


                               OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to




For Quarter Ended June 30, 1995                 Commission File No. 0-14415


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ____

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




              AMERICAN INCOME 2 LIMITED PARTNERSHIP

                            FORM 10-Q

                              INDEX


                                                         Page

PART I.        FINANCIAL INFORMATION:


 Item 1.   Financial Statements

     Statement of Net Assets in Liquidation
       at June 30, 1995 and December 31, 1994               3

     Statement of Changes in Net Assets in Liquidation
       for the six months ended June 30, 1995               4

     Statement of Operations
       for the three and six months ended June 30, 1994     5

     Statement of Cash Flows
       for the six months ended June 30, 1994               6

     Notes to the Financial Statements                    7-8

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations    9


PART II.  OTHER INFORMATION:

     Items 1 - 6                                           10



               AMERICAN INCOME 2 LIMITED PARTNERSHIP

              STATEMENT OF NET ASSETS IN LIQUIDATION
                June 30, 1995 and December 31, 1994

                            (Unaudited)



                                           June 30,         December 31,
                                             1995               1994

ASSETS

Cash and cash equivalents               $      492,434  $    768,694

Accounts receivable - affiliate                     --         1,092

   Total assets                         $      492,434  $    769,786


LIABILITIES

Accrued liabilities                     $       74,000  $     61,090

Accrued liabilities - affiliate                    738        12,169

Cash distributions payable to partners          62,799        62,799

   Total liabilities                           137,537       136,058

   NET ASSETS                           $      354,897  $    633,728


               AMERICAN INCOME 2 LIMITED PARTNERSHIP

         STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION for the six months ended June 30, 1995

                            (Unaudited)





Interest income                                 $   16,522

Cash distributions                                (125,598)

Operating expenses - affiliate                    (169,755)

Net decrease in net assets in
    liquidation during the period                 (278,831)

Net assets in liquidation at
    the beginning of the period                    633,728

Net assets in liquidation at
    the end of the period                       $  354,897


Cash distributions declared
    per limited partnership unit                $     2.25




               AMERICAN INCOME 2 LIMITED PARTNERSHIP

                      STATEMENT OF OPERATIONS
          for the three and six months ended June 30, 1994

                            (Unaudited)



                                     Three Months             Six Months
                                         Ended                  Ended
                                     June 30, 1994           June 30,1994

Income:

Lease revenue                          $ 22,932                $109,424

Interest income                           5,564                   5,728

Gain on sale of equipment               127,954                 127,954

  Total income                          156,450                 243,106


Expenses:

Depreciation                                 --                  87,173

Equipment management fees
 - affiliate                              1,146                   5,471

Operating expenses - affiliate           57,944                  83,209

   Total expenses                        59,090                 175,853


Net income                            $  97,360               $  67,253


Net income
  per limited partnership unit        $    1.74               $    1.20

Cash distributions declared
  per limited partnership unit        $    1.13               $    2.25


               AMERICAN INCOME 2 LIMITED PARTNERSHIP

                      STATEMENT OF CASH FLOWS
              for the six months ended June 30, 1994

                            (Unaudited)





Cash flows from (used in) operating activities:
Net income                                                    $ 67,253

Adjustments to reconcile net income to
  net cash used in operating activities:
  Depreciation                                                  87,173
  Gain on sale of equipment                                   (127,954)

Changes in assets and liabilities
  Decrease in:
  accounts receivable - affiliate                               19,117
 Increase (decrease) in:
  accrued liabilities                                            3,250
  accrued liabilities - affiliate                              (87,867)

Net cash used in operating activities                          (39,028)

Cash flows from investing activities:
 Proceeds from equipment sales                                 949,402

     Net cash from investing activities                        949,402

Cash flows used in financing activities:
 Distributions paid                                           (125,598)

     Net cash used in financing activities                    (125,598)

Net increase in cash and cash equivalents                      784,776

Cash and cash equivalents at beginning of period                27,816

Cash and cash equivalents at end of period                  $  812,592



               AMERICAN INCOME 2 LIMITED PARTNERSHIP
                 Notes to the Financial Statements

                           June 30, 1995
                            (Unaudited)


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

     Beginning July 1, 1994, the General Partner initiated the liquidation of the Partnership in accordance with the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"). Accordingly, the financial
statements herein for the six months ended            June 30, 1995
have been prepared on a liquidation basis of accounting.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Partnership's net assets in liquidation at June 30, 1995 and December 31, 1994, its changes in net assets in liquidation for the six months ended June 30, 1995, its results of operations for the three and six months ended June 30, 1994, and its cash flows for the six months ended June 30, 1994 have been made and are reflected.


NOTE 2 - CASH

     At June 30, 1995, the Partnership had $490,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

    All of the Partnership's primary and renewal leases had expired and all of the associated equipment was sold as of December 31, 1994. No future rents are due.


NOTE 4 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by American Finance Group ("AFG") on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:


                                            1995           1994

    Equipment management fees                   --     $      5,471
    Administrative charges           $       6,738            6,000
    Reimbursable operating expenses
      due to third parties                 163,017           77,209

                             Total   $     169,755     $     88,680


               AMERICAN INCOME 2 LIMITED PARTNERSHIP
                 Notes to the Financial Statements

                            (Continued)


NOTE 5 - LEGAL PROCEEDINGS

      On February 24, 1992 Investors Asset Holding Corp. ("I.A.H.C."), as trustee of a trust of which the Partnership is the sole beneficiary, commenced an action in the United States District Court for the District of Puerto Rico (the "District Court") against L.A.P.S.A., Inc. to recover possession of a Shorts SD-330 aircraft pursuant to a defaulted conditional sales agreement and for related monetary damages. I.A.H.C., on behalf of the Partnership, also commenced action to recover the aircraft in the
Dominican Republic, which action resulted in the recovery of the aircraft and its removal to the U.S. in February, 1993. L.A.P.S.A. filed counterclaims and one of its principals, Louis Perez Gonzales ("Perez"), filed a second action in the District Court against I.A.H.C. and AFG seeking monetary damages in excess of $1,000,000. On July 18, 1994, the Partnership sold the aircraft to a third party for $150,000, which event resulted in a net gain of equal amount, for financial statement purposes. On December 23, 1994, the District Court dismissed all of L.A.P.S.A.'s claims as a result of L.A.P.S.A.'s failure to comply with several discovery requests and a discovery order. On January 31, 1995, the District Court confirmed its position by denying L.A.P.S.A.'s motion for reconsideration.

    In a jury trial held in District Court in San Juan, Puerto Rico between April 24, 1995 and May 1, 1995, I.A.H.C., obtained a favorable verdict in its case against L.A.P.S.A. and was awarded approximately $569,000 for lost profits, costs to repossess the aircraft and legal fees. In the separate case of Perez vs. I.A.H.C. and AFG, the jury entered a verdict for Perez and against I.A.H.C. in the amount of $125,000. Immediately following the verdicts, L.A.P.S.A. filed for protection under Chapter 7 of the Bankruptcy Code in the District of Puerto Rico and, through post-verdict discovery I.A.H.C. made the determination that L.A.P.S.A. is judgment-proof. The parties agreed to settle the matter for a mutual cancellation of the claims and a settlement agreement was executed on July 20, 1995.

     Additionally, Victoria Air, an unauthorized user of the aircraft, commenced an action against I.A.H.C. in the Dominican Republic demanding monetary damages in the amount of approximately $1,000,000 for loss of revenues from use of the aircraft and related damages. Currently, Victoria Air is not pursuing its claims and any further prosecution of this matter is considered unlikely. The term for prescription of this case for inactivity runs through July 1996.

     On August 8, 1995 AFG, on behalf of the Partnership, commenced an action in the United States District Court for the Eastern District of Wisconsin against Air Cargo Carriers, Inc. and its President, James M. Germek, for damages in connection with an alleged breach in the parties' agreement pursuant to which Air Cargo Carriers, Inc. assumed custody and control of the aircraft while it was stored at Miami International Airport and promised to maintain, preserve and protect the plane. Currently, it is not possible to determine the ultimate outcome of this matter.

     The Partnership's accrued liabilities include $66,000 reserved for anticipated legal expenses associated with these actions.


               AMERICAN INCOME 2 LIMITED PARTNERSHIP

                             FORM 10-Q

                  PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     On July 1, 1994, the General Partner initiated the liquidation of the Partnership. The Partnership was organized in 1985 to acquire and lease a diversified portfolio of capital equipment to third-party lessees and to distribute the net proceeds from operating and remarketing activities, after satisfaction of all expenses and debt service obligations, to the Partners. The Partnership was capitalized with $13,815,750 of equity from the Limited Partners and $50,000 of equity from the General Partner and acquired $24,676,869 of equipment, subject to related indebtedness. All of the Partnership's equipment has been sold. Dissolution of the Partnership will not occur until all of the litigation described in Note 5 to the financial statements herein is concluded.


Results of Operations

     The  Statement  of  Changes in Net Assets  in  Liquidation  is
presented for the six months ended       June 30, 1995 and reflects
the liquidation of assets during the period. As a result, a comparison between current and prior year reporting periods is not meaningful.

     For the period ended June 30, 1995, the Partnership recognized $16,522 of interest income generated from the temporary investment of cash. Operating expenses consisted principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing and distribution expenses. These charges amounted to $34,300 during the period ended June 30, 1995. In addition, the Partnership incurred $135,455 of legal costs related to the aircraft described in Note 5 to the financial statements herein. The Partnership will continue to incur distribution, accounting and administrative costs until the Partnership is dissolved.


Liquidity and Capital Resources

      Aggregate cash distributions were adversely affected by the loss of stipulated rent payments associated with the aircraft described in Note 5 to the financial statements included herein and the cost of associated legal actions. Future cash distributions to the Partners will be reduced by the amount of any additional legal costs which may result from these actions. At June 30, 1995, the Partnership had $492,434 of cash, substantially all of which was invested in interest-bearing investments. See Note 2 to the financial statements herein.

     For the six months ended June 30, 1995, the Partnership declared total distributions of $125,598. In accordance with the Restated Agreement, as amended, the Limited Partners were allocated 99% of these distributions, or $124,342 and the General Partner was allocated 1%, or $1,256. The second quarter 1995 cash distribution was paid on July 14, 1995. Since inception, the Partnership has distributed $14,894,751 to the Limited Partners and $150,452 to the General Partner.

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

                       Refer to Note 5 herein.

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


                  Date:      August 11, 1995