Form 10-Q
period 1995-09-30
AMERICAN INCOME 2 LTD PARTNERSHIP
filed 1995-11-15
CIK 742102




                                                    UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      FORM 10-Q



(Mark One)

[XX]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For  the quarterly period ended September 30, 1995

                                                         OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For                  the                  transition                   period                  from
to



For Quarter Ended September 30, 1995                                        Commission File No. 0-14415


                                                         American          Income         2          Limited
------------------------------------------------------------------------------------------------------------
Partnership
                                    (Exact name of registrant as specified in its charter)

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

Registrant's          telephone          number,          including          area         code         (617)
                                                                                                       -----
854-5800




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

     Indicate by check mark  whether  the  registrant  has filed all  documents  and reports  required to be filed by
Sections 12, 13, or 15(d) of the Securities  Exchange Act of 1934 subsequent to the  distribution of securities under a plan  confirmed by a court  during the  preceding 12 months (or for such  shorter  period that the  registrant  was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes
No




                                       AMERICAN INCOME 2 LIMITED PARTNERSHIP

                                                     FORM 10-Q

                                                       INDEX



                                                                                                     Page

PART I.       FINANCIAL INFORMATION:


    Item 1.   Financial Statements

         Statement of Net Assets in Liquidation
              at September 30, 1995 and December 31, 1994              3

         Statement of Changes in Net Assets in Liquidation
              for the nine months ended September 30, 1995 and
              for the period July 1, 1994 to September 30, 1994                 4

         Statement of Operations
              for the period January 1, 1994 to June 30, 1994          5

         Statement of Cash Flows
              for the period January 1, 1994 to June 30, 1994          6

         Notes to the Financial Statements                                                              7-9

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                           10-11


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                                                          12



                                 The accompanying notes are an integral part
                                                           6
                                            of these financial statements.

                                         AMERICAN INCOME 2 LIMITED PARTNERSHIP

                                        STATEMENT  OF NET ASSETS IN  LIQUIDATION
                                       September 30, 1995 and December 31, 1994

                                                      (Unaudited)



                                                                              September 30,December 31,
                                                                           1995                          1994
ASSETS

Cash and cash equivalents                                                    $          356,118   $          768,694

Accounts receivable - affiliate                                                              --                1,092
                                                                             ------------------   ------------------

       Total assets                                                          $           356,118  $           769,786
                                                                             ===================  ===================


LIABILITIES

Accrued liabilities                                                          $           20,873   $           61,090

Accrued liabilities - affiliate                                                           4,491               12,169

Cash distributions payable to partners                                                   62,799               62,799
                                                                             ------------------   ------------------

       Total liabilities                                                                 88,163              136,058
                                                                             ------------------   ------------------

       Net assets                                                            $           267,955  $           633,728
                                                                             ===================  ===================





                                         AMERICAN INCOME 2 LIMITED PARTNERSHIP

                                   STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                      (Unaudited)




                                                                  For the Nine               For the Period
                                                                  Months Ended               July 1, 1994 to
                                                               September 30, 1995          September 30, 1994
                                                               ------------------          ------------------

Lease revenue                                                                --       $                  400

Interest income                                                        $ 21,822                        8,827

Gain on sale of equipment                                                    --                      150,000

Cash distributions                                                     (188,397)                     (62,799)

Interest expense - affiliate                                                 --                       (5,575)

Equipment management fees - affiliate                                        --                          (20)

Operating expenses - affiliate                                         (199,198)                     (51,793)
                                                                        --------                     -------
    Net increase (decrease) in net assets
       in liquidation during the period                                (365,773)                      39,040

    Net assets in liquidation at
       the beginning of the period
                                                                        633,728                      661,202
                                                                        -------                      -------
    Net assets in liquidation at
       the end of the period
                                                                  =============                      =======
                                                                        267,955                      700,242
                                                                  =============                      =======
    Cash distributions declared
       per limited partnership unit                                       $3.38                        $1.12



                                         AMERICAN INCOME 2 LIMITED PARTNERSHIP

                                                STATEMENT OF OPERATIONS
                                    for the period January 1, 1994 to June 30, 1994

                                                      (Unaudited)





Income:

   Lease revenue                                                                        $         109,424

   Interest income                                                                                  5,728

   Gain on sale of equipment                                                                       127,954

      Total income                                                                              243,106


Expenses:

   Depreciation                                                                                    87,173

   Equipment management fees - affiliate                                                            5,471

   Operating expenses - affiliate                                                                  83,209
                                                                                        -----------------

      Total expenses                                                                            175,853


Net income                                                                              $           67,253
                                                                                        ==================


Net income
  per limited partnership unit                                                          $               1.20
                                                                                        ====================

Cash distributions declared
  per limited partnership unit                                                          $               2.25
                                                                                        ====================




                                         AMERICAN INCOME 2 LIMITED PARTNERSHIP

                                                STATEMENT OF CASH FLOWS
                                    for the period January 1, 1994 to June 30, 1994

                                                      (Unaudited)





Cash flows from (used in) operating activities:
Net income                                                                              $         67,253

Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation                                                                       87,173
     Gain on sale of equipment                                                          (127,954)

Changes in assets and liabilities Decrease in:
     accounts receivable - affiliate                                                    19,117
   Increase (decrease) in:
     accrued liabilities                                                                           3,250
     accrued liabilities - affiliate                                                             (87,867)
                                                                                        ----------------

         Net cash used in operating activities                                                   (39,028)
                                                                                        ----------------

Cash flows from investing activities:
   Proceeds from equipment sales                                                                 949,402

         Net cash from investing activities                                                      949,402

Cash flows used in financing activities:
   Distributions paid                                                                           (125,598)

         Net cash used in financing activities                                                  (125,598)
                                                                                        ----------------

Net increase in cash and cash equivalents                                                        784,776

Cash and cash equivalents at beginning of period                                                  27,816
                                                                                        ----------------

Cash and cash equivalents at end of period                                              $        812,592
                                                                                        ================




                                         AMERICAN INCOME 2 LIMITED PARTNERSHIP
                                           Notes to the Financial Statements

                                                  September 30, 1995
                                                      (Unaudited)


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

        Beginning July 1, 1994, the General Partner initiated the liquidation of the Partnership in accordance with the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"). Accordingly, the financial statements herein for the nine months ended September 30, 1995 and for the period July 1, 1994 to September 30, 1994 have been prepared on a liquidation basis of accounting.

        In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Partnership's net assets in liquidation at September 30, 1995 and December 31, 1994, its changes in net assets in liquidation for the nine months ended September 30, 1995 and for the period July 1, 1994 to September 30, 1994, and results of its operations and its cash flows for the period January 1, 1994 to June 30, 1994 have been made and are reflected.


NOTE 2 - CASH

        At September 30, 1995, the Partnership had $355,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

        All of the Partnership's primary and renewal leases had expired and all of the associated equipment was sold as of December 31, 1994. No future rents are due.


NOTE 4 - RELATED PARTY TRANSACTIONS

        All operating  expenses incurred by the Partnership are paid by American
Finance Group ("AFG") on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:


                                                                      1995                       1994
                                                                 --------------             ---------

        Interest expense - affiliate                                       --        $       5,575
        Equipment management fees                                          --               5,491
        Administrative charges                                   $     13,476               9,000
        Reimbursable operating expenses
          due to third parties                                        185,722              126,002
                                                                 ------------         ------------

                                 Total                            $   199,198         $   146,068
                                                                  ===========         ===========

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

        Additionally, Victoria Air, an unauthorized user of the aircraft at the time when I.A.H.C. repossessed the aircraft, commenced an action against I.A.H.C. in the Dominican Republic demanding monetary damages in the amount of approximately $1,000,000 for loss of revenues from use of the aircraft and related damages. Currently, Victoria Air is not pursuing its claims and any further prosecution of this matter is considered unlikely. The term for prescription of this case for inactivity runs through July 1996.

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


NOTE 6 - LIQUIDATION PROCEEDINGS

        On October 31, 1995, the General Partner as trustee (the "Trustee") executed a Declaration of Trust establishing a Liquidating Trust (the "Trust") to satisfy any unforeseen expenses of the Partnership that may arise after the dissolution date as a result of the Partnership's equipment leasing activities. Organization of the Trust will have the additional benefit of terminating the Partnership's income tax reporting obligations after 1995. To the extent that the pending matter of litigation described in Note 5 to the accompanying financial statements is settled as expected before the end of 1995, the General Partner will transfer all undistributed cash held by the Partnership at its dissolution date, expected to be approximately $268,000 or $4.80 per limited partnership unit at September 30, 1995, into a non-interest bearing custodian account (the "Account") of the Trust. Amounts held in the Account will be reserved for a period not to exceed seven years (or such shorter time as counsel for the Partnership advises will be sufficient to assure that all claims against the

                                         AMERICAN INCOME 2 LIMITED PARTNERSHIP
                                           Notes to the Financial Statements

                                                      (Continued)



Partnership have been presented). To the extent that such funds exceed the ultimate liabilities of the Partnership, the Trustee will distribute such remaining balance to the beneficiaries of the Trust, which beneficiaries will consist of the General Partner and the Limited Partners in accordance with their respective percentage ownership interests in the Partnership as of the dissolution date.

                                         AMERICAN INCOME 2 LIMITED PARTNERSHIP

                                                       FORM 10-Q

                                             PART I. FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        On July 1, 1994, the General Partner initiated the liquidation of the Partnership. The Partnership was organized in 1985 to acquire and lease a diversified portfolio of capital equipment to third-party lessees and to distribute the net proceeds from operating and remarketing activities, after satisfaction of all expenses and debt service obligations, to the Partners. The Partnership was capitalized with $13,815,750 of equity from the Limited Partners and $50,000 of equity from the General Partner and acquired $24,676,869 of equipment, subject to related indebtedness. All of the Partnership's equipment was sold by the end of 1994. Dissolution of the Partnership is anticipated on or before December 31, 1995, provided the litigation described in Note 5 to the accompanying financial statements is resolved.


Results of Operations

        The Statement of Changes in Net Assets in Liquidation is presented for the nine months ended September 30, 1995 and reflects the liquidation of assets during the period. As a result, a comparison between current and prior year reporting periods is not meaningful and is not presented.

        For the nine month period ended September 30, 1995, the Partnership recognized $21,822 of interest income generated from the temporary investment of cash. Operating expenses paid or accrued consisted principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing and distribution expenses. These charges amounted to $59,749 during the period ended September 30, 1995. In addition, the Partnership incurred $139,449 of legal costs related to the aircraft litigation described in Note 5 to the financial statements herein. The Partnership has accrued for operating expenses anticipated through its dissolution date.


Liquidity and Capital Resources

        Aggregate cash distributions were adversely affected by the loss of stipulated rent payments associated with the aircraft described in Note 5 to the financial statements included herein and the cost of associated legal actions. Future operating and dissolution expenses as well as the third quarter distribution to Partners will reduce the Partnership's cash balance of $356,118 held at September 30, 1995. Substantially all of this amount was invested in interest-bearing investments at September 30, 1995. See Note 2 to the financial statements herein.

        On October 31, 1995, the General Partner as trustee (the "Trustee") executed a Declaration of Trust establishing a Liquidating Trust (the "Trust") to satisfy any unforeseen expenses of the Partnership that may arise after the dissolution date as a result of the Partnership's equipment leasing activities. Organization of the Trust will have the additional benefit of terminating the Partnership's income tax reporting obligations after 1995. To the extent that the pending matter of litigation described in Note 5 to the accompanying financial statements is settled as expected before the end of 1995, the General Partner will transfer all undistributed cash held by the Partnership at its dissolution date, expected to be approximately $268,000 or $4.80 per limited partnership unit at September 30, 1995, into a non-interest bearing custodian account (the "Account") of the Trust. Amounts held in the Account will be reserved for a period not to exceed seven years (or such shorter time as counsel for the Partnership advises will be sufficient to assure that all claims against the Partnership have been presented). To the extent that such funds exceed the ultimate liabilities of the Partnership, the Trustee will distribute such remaining balance to the beneficiaries of the Trust, which beneficiaries will consist of the General Partner and the Limited Partners in accordance with their respective percentage ownership interests in the Partnership as of the dissolution date.
                                         AMERICAN INCOME 2 LIMITED PARTNERSHIP

                                                       FORM 10-Q

                                             PART I. FINANCIAL INFORMATION

                                                      (Continued)



        For the nine months ended September 30, 1995, the Partnership declared total distributions of $188,397. In accordance with the Restated Agreement, as amended, the Limited Partners were allocated 99% of these distributions, or $186,513 and the General Partner was allocated 1%, or $1,884. The third quarter 1995 cash distribution was paid on October 13, 1995. Since inception, the Partnership has distributed $14,956,922 to the Limited Partners and $151,080 to the General Partner. The Partnership expects to make no further quarterly distributions of cash to its Partners, except as may be available in the Trust (described above) at the date of its liquidation. Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. Final yield on investment will be determined at the Partnership's dissolution date.

                                         AMERICAN INCOME 2 LIMITED PARTNERSHIP

                                                       FORM 10-Q

                                              PART II. OTHER INFORMATION


Item 1.                                  Legal Proceedings
                                         Response:

                                         Refer  to Note 5  herein  and Note 6 in
                                         the 1994 Annual Report.

Item 2.                                  Changes in Securities
                                         Response:  None

Item 3.                                  Defaults upon Senior Securities
                                         Response:  None

Item 4.                                  Submission of Matters to a Vote of
                                         Security Holders
                                         Response:  None

Item 5.                                  Other Information
                                         Response:  None

Item 6(a).                               Exhibits

                                99(d) Declaration of Trust to establish a liquidating trust

Item 6(b).                               Reports on Form 8-K
                                         Response:  None

13




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


                       Date:    November 13, 1995